Form 10-K
period 2003-12-31
CENDANT MORT CAPITAL LLC CDMC MORT PAS THR CE SE 03 6
filed 2004-03-24
CIK 1247603

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  Annual Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2003

                      Commission file numbers:  333-105302-01

             CDMC Mortgage Pass-Through Certificates, Series 2003-6

                       State of Incorporation:  New York
               I.R.S. Employer Identification Number:  52-2338856

                              3000 Leadenhall Road
                            Mount Laurel, NJ  08054



       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes _X_    No ___

Item 1.  Business:

     Not applicable.

Item 2.  Properties:

     Not applicable.

Item 3.  Legal Proceedings:

     The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Master Servicer or the registrant with respect to the Trust.

Item 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a Vote of the Security Holders.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)  There is no established public trading market for the certificates.

(b) There are approximately 18 holders of record as of the end of the reporting year.

(c)  Not applicable.

Item 6.  Selected Financial Data.

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A.  Controls and Procedures.

     Not Applicable.

Item 10. Directors and Executive Officers of the Registrant

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Certificates is not entitled to receive a certificate representing such Certificate, except in limited circumstances. Accordingly, Cede & Co. is the sole registered holder of Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Certificates for their own accounts or for the accounts of their customers.

     The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     55 Water Street
     New York, NY  10041

(b)  Not applicable.

(c)  Not applicable.

Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Principal Accountant Fees and Services

     Not applicable.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Exhibits

     1    Officer's Annual Statement as to Compliance
          Cendant Mortgage Corporation as Master Servicer

     2    Independent Auditor's Report
          Cendant Mortgage Corporation as Master Servicer

     3 Aggregate Statement of Principal and Interest Distributions to Certificate Holders

     4    Sarbanes-Oxley Certification

(b) On October 9, 2003, November 6, 2003, and December 5, 2003 reports on Form 8-K were filed in order to provide the statements for the monthly distributions to holders of the Certificates.
     No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)  Not applicable.

(d)  Omitted.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 23, 2004
       --------------

     Filed on behalf of Cendant Mortgage Capital LLC, by Cendant Mortgage Corporation as Master Servicer for
     CDMC Mortgage Pass-Through Certificates, Series 2003-6.


     By:       /s/ Terence W. Edwards
               ------------------------------
     Name:     Terence W. Edwards
     Title:    President and Chief Executive Officer
     Company:  Cendant Mortgage Corporation